Form 10-K
period 1997-12-31
GREEN TREE LEASE FINANCE 1997-1 LLC
filed 1998-12-11
CIK 1048434

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

   X      Annual Report pursuant to section 13 or 15(d) of the Securities
________  Exchange Act of 1934 for the fiscal year ended December 31, 1997 or


          Transition report pursuant to section 13 or 15(d) of the Securities ________ Exchange Act of 1934 for the transition period from ______________
          to ___________________.

Commission file number: 333-38687-02 (no 1934 Act number)
                        ---------------------------------

             Exact name of Registrant as specified in its charter:
                      GREEN TREE LEASE FINANCE 1997-1, LLC

    State or other jurisdiction of incorporation or organization): Delaware

                 I.R.S. Employer Identification No.: 41-1892359

                    Address of principal executive offices:
  1100 Landmark Towers, 345 St. Peter Street, Saint Paul, Minnesota 55102-1639

       Registrant's telephone number, including area code: (651) 293-3400

        Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:
                               Lease-Backed Notes

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

PART I
Item 1.  BUSINESS.

         The sole business of Green Tree Lease Finance 1997-1, LLC (the "Issuer") is to hold the Leases and to apply the proceeds thereof to make payments to the Noteholders, as described in the Issuer's Prospectus dated December 19, 1997, and the related Registration Statement on Form S-1 (File Nos. 333-38687, 333-38687-01 and 333-38687-02).

Item 2.  PROPERTIES.

         Not applicable.

Item 3.  LEGAL PROCEEDINGS.

         Not applicable.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not applicable.

PART II
Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         As of December 31, 1997, the Issuer had 80 holders of record of the Notes, computed in accordance with Rule 12g5-1 under the Securities Exchange Act of 1934, as amended.


Item 6.  SELECTED FINANCIAL DATA.

         Not applicable.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

         Not applicable.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         Not applicable.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.

PART III
Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Not applicable.

Item 11. EXECUTIVE COMPENSATION.

         Not applicable.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         Not applicable.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Not applicable.

PART IV
Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

         (a) The Independent Accountant's Report, delivered pursuant to Section
         3.11 of the Contribution and Servicing Agreement dated as of December 1, 1997, is filed herewith.

         (b) None.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.

                              GREEN TREE LEASE FINANCE 1997-1, LLC


Date:  December 11, 1998           By: /s/ Joel H. Gottesman
                                       -------------------------------
                                       Joel H. Gottesman
                                       Senior Vice President and Secretary

                                  EXHIBIT INDEX

Item
-----
99.1 The Independent Accountant's Report, delivered pursuant to Section 3.11 of the Contribution and Servicing Agreement dated as of December 1, 1997.